Form 10-Q
period 2020-09-30
dMY Technology Group, Inc. II
filed 2020-11-16
CIK 1816101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

DMY TECHNOLOGY GROUP, INC. II

(Exact name of registrant as specified in its charter)

Delaware	001-39444	84-1502857
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1180 North Town Center Drive, Suite 100

Las Vegas, Nevada 89144

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 16, 2020, 2020, 27,600,000 Class A common stock, par value $0.0001 per share, and 6,900,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DMY TECHNOLOGY GROUP, INC. II

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2020 (Unaudited)	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2020 for the period from June 18, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2020 for the period from June 18, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the period from June 18, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DMY TECHNOLOGY GROUP, INC. II

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets:
Current assets:
Cash	$1,500,743
Prepaid expenses	237,670

Total current assets	1,738,413
Investments held in Trust Account	276,031,764

Total Assets	$277,770,177

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$235,945
Accrued expenses	288,333
Franchise tax payable	55,941

Total current liabilities	580,219
Deferred underwriting commissions in connection with the initial public offering	9,660,000

Total liabilities	10,240,219
Commitments and Contingencies
Class A common stock, $0.0001 par value; 26,252,995 shares subject to possible redemption at $10.00 per share	262,529,950
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,347,005 shares issued and outstanding (excluding 26,252,995 shares subject to possible redemption)	135
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	5,311,230
Accumulated deficit	(312,047)

Total stockholders’ equity	5,000,008

Total Liabilities and Stockholders’ Equity	$277,770,177

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2020	For the Period from June 18, 2020 (inception) through September 30, 2020
General and administrative expenses	$286,764	$287,871
Franchise tax expense	49,315	55,940

Loss from operations	(336,079)	(343,811)
Gain on marketable securities (net), dividends and interest, held in Trust Account	31,764	31,764

Loss before income tax expense	(304,315)	(312,047)
Income tax benefit	—	—

Net loss	$(304,315)	$(312,047)

Weighted average shares outstanding of Class A common stock	27,600,000	27,600,000

Basic and diluted net income per share, Class A	$—	$—

Weighted average shares outstanding of Class B common stock	6,900,000	6,900,000

Basic and diluted net loss per share, Class B	$(0.04)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from June 18, 2020 (inception) through September 30, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 18, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(7,732)	(7,732)

Balance - June 30, 2020 (unaudited)	—	$—	6,900,000	$690	$24,310	$(7,732)	$17,268
Sale of units in initial public offering, gross	27,600,000	2,760	—	—	275,997,240	—	276,000,000
Offering costs	—	—	—	—	(15,702,995)	—	(15,702,995)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	7,520,000	—	7,520,000
Class A common stock subject to possible redemption	(26,252,995)	(2,625)	—	—	(262,527,325)	—	(262,529,950)
Net loss	—	—	—	—	—	(304,315)	(304,315)

Balance - September 30, 2020 (unaudited)	1,347,005	$135	6,900,000	$690	$5,311,230	$(312,047)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from June 18, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net loss	$(312,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(31,764)
General and administrative expenses paid by related party under note payable	197
Changes in operating assets and liabilities:
Prepaid expenses	(237,670)
Accounts payable	235,945
Accrued expenses	213,333
Franchise tax payable	55,941

Net cash used in operating activities	(76,065)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(276,000,000)

Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable and advances from related parties	129,990
Repayment of note payable and advances from related parties	(211,412)
Proceeds received from initial public offering, gross	276,000,000
Proceeds received from private placement	7,520,000
Offering costs paid	(5,886,770)

Net cash provided by financing activities	277,576,808

Net increase in cash	1,500,743
Cash - beginning of the period	—

Cash - end of the period	$1,500,743

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$75,000
Offering costs funded with note payable	$81,225
Deferred underwriting commissions in connection with the initial public offering	$9,660,000
Initial value of Class A common stock subject to possible redemption	$262,807,880
Change in value of Class A common stock subject to possible redemption	$(277,930)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

dMY Technology Group, Inc. II (the “Company”) is a blank check company incorporated in Delaware on June 18, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from June 18, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement in August 2020, $276.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

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

DMY TECHNOLOGY GROUP, INC. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Proposed Business Combination

October 27, 2020, the Company executed a business combination agreement (the “Business Combination Agreement”) with Maven Topco Limited, a company incorporated under the laws of Guernsey, Maven Midco Limited, a private limited company incorporated under the laws of England and Wales, Galileo NewCo Limited, a company incorporated under the laws of Guernsey, Genius Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NewCo, and dMY Sponsor II, LLC, a Delaware limited liability company, as disclosed in a Form 8-K filed on October 27, 2020. See Note 8.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2020 for the period from June 18, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form 8-K filed by the Company with the SEC on August 24, 2020 and August 17, 2020, respectively.

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

DMY TECHNOLOGY GROUP, INC. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $1.5 million in its operating bank account, working capital of approximately $1.2 million, and approximately $32,000 of interest income available in the Trust Account for its tax obligations.

The Company’s liquidity needs to date had been satisfied through the receipt of $25,000 from the Sponsor to purchase the Founder Shares, and a loan of approximately $200,000 pursuant to the Note issued to the Sponsor (as defined in Note 4), an advance from related parties of approximately $11,000, for an aggregate loan and advance balance of approximately $211,000, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The outstanding balance of the Note was repaid in August 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor to meet its needs through the earlier of the initial Business Combination or one year from the issuance of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

DMY TECHNOLOGY GROUP, INC. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering.

DMY TECHNOLOGY GROUP, INC. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2020, 26,252,995 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for Class A common stock is determined by dividing the gain on marketable securities (net), dividends and interest held in Trust Account of approximately $32,000 for the three months ended September 30, 2020 and for the period from June 18, 2020 (inception) through September 30, 2020, net of applicable taxes available to be withdrawn from the Trust Account of approximately $32,000 for the three months ended September 30, 2020 and for the period from June 18, 2020 (inception) through September 30, 2020, resulting in net income of nil for the three months ended September 30, 2020 and for the period from June 18, 2020 (inception) through September 30, 2020, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $304,000 and $312,000 for the three months ended September 30, 2020 and for the period from June 18, 2020 (inception) through September 30, 2020, less income attributable to Class A common stock of nil for the three months ended September 30, 2020 and for the period from June 18, 2020 (inception) through September 30, 2020, by the weighted average number of Class B common stock outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deminimis as of September 30, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

DMY TECHNOLOGY GROUP, INC. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On June 18, 2020, the Sponsor subscribed for 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for a total subscription price of $25,000, and fully paid for these on June 24, 2020. On August 13, 2020, the Company effected a 1:1.2 stock split of the Founder Shares, resulting in an aggregate of 6,900,000 Founder Shares outstanding of which 6,825,000 shares are held by the Sponsor. All shares and associated amounts have been retroactively restated to reflect the stock split. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on August 18, 2020; thus, these Founder Shares are no longer subject to forfeiture.

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

DMY TECHNOLOGY GROUP, INC. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On June 18, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $200,000 under the Note to the Sponsor and obtained an advance from related parties of approximately $11,000, for a total loan and advance balance of approximately $211,000. The balance of the Note and the advance were repaid in full in August 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company had no borrowings under the Working Capital Loans.

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

DMY TECHNOLOGY GROUP, INC. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were 27,600,000 shares of Class A common stock outstanding, including 26,252,995 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed balance sheet.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. In June 2020, the Company issued 5,750,000 shares of Class B common stock. On August 13, 2020, the Company effected a 1:1.2 stock split of the Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. Of these, an aggregate of up to 900,000 shares of Class B common stock that were subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters fully exercised the over-allotment option on August 18, 2020; thus, these 900,000 shares of Class B common stock are no longer subject to forfeiture.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

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

DMY TECHNOLOGY GROUP, INC. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

DMY TECHNOLOGY GROUP, INC. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust	$276,030,872	$—	$—

As of September 30, 2020, the Investments held in the Trust Account were comprised of U.S. Treasury securities, maturing in November 2020 with an aggregate fair value of $276,030,872 and a cash balance of $892.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred through November 16, 2020. Based upon this review, the Company determined that, except as disclosed in Note 1 regarding the Business Combination Agreement, there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to dMY Technology Group, Inc. II The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our Initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

•

may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•

could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at September 30, 2020, we had approximately $1.5 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

On October 27, 2020, we executed a business combination agreement (the “Business Combination Agreement”) with Maven Topco Limited, a company incorporated under the laws of Guernsey, Maven Midco Limited, a private limited company incorporated under the laws of England and Wales, Galileo NewCo Limited, a company incorporated under the laws of Guernsey, Genius Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NewCo, and dMY Sponsor II, LLC, a Delaware limited liability company, as disclosed in a Form 8-K filed on October 27, 2020.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of approximately $304,000, which consisted of approximately $32,000 in gain on marketable securities (net), dividends and interest held in Trust Account, offset by approximately $287,000 in general and administrative expenses and $49,000 in franchise tax expense.

For the period from June 18, 2020 (inception) through September 30, 2020, we had net loss of approximately $312,000, which consisted of approximately $32,000 in gain on marketable securities (net), dividends and interest held in Trust Account, offset by approximately $288,000 in general and administrative expenses and $56,000 in franchise tax expense.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $1.5 million in our operating bank account, working capital of approximately $1.2 million, and approximately $32,000 of interest income available in the Trust Account for our tax obligations.

Our liquidity needs to date had been satisfied through the receipt of $25,000 from our Sponsor to purchase the Founder Shares, and a loan of approximately $200,000 pursuant to a note agreement issued to our Sponsor, an advance from related parties of approximately $11,000, for an aggregate loan and advance balance of approximately $211,000, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The outstanding balance of the note was repaid in August 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. As of September 30, 2020, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Our management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2020, 26,252,995 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,213,333 of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for Class A common stock is determined by dividing the gain on marketable securities (net), dividends and interest, held in Trust Account of approximately $32,000 for the three months ended September 30, 2020 and for the period from June 18, 2020 (inception) through September 30, 2020, net of applicable taxes available to be withdrawn from the Trust Account of approximately $32,000 for the three months ended September 30, 2020 and for the period from June 18, 2020 (inception) through September 30, 2020, resulting in net income of nil for the three months ended September 30, 2020 and for the period from June 18, 2020 (inception) through September 30, 2020, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $304,000 and $312,000 for the three months ended September 30, 2020 and for the period from June 18, 2020 (inception) through September 30, 2020, less income attributable to Class A common stock of nil for the three months ended September 30, 2020 and for the period from June 18, 2020 (inception) through September 30, 2020, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

On June 18, 2020, our Sponsor subscribed for 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for a total subscription price of $25,000, and fully paid for these on June 24, 2020. On August 13, 2020, the Company effected a 1:1.2 stock split of the Founder Shares, resulting in an aggregate of 6,900,000 Founder Shares outstanding of which 6,825,000 shares are held by the Sponsor. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over-allotment option on August 18, 2020; thus, these 900,000 Founder Shares are no longer subject to forfeiture.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chairman Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chairman Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 16th day of November 2020.

DMY TECHNOLOGY GROUP, INC. II

By:	/s/ Niccolo de Masi
Name: Niccolo de Masi
Title: Chief Executive Officer