Form 10-K/A
period 2020-12-31
dMY Technology Group, Inc. II
filed 2021-04-27
CIK 1816101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39444

DMY TECHNOLOGY GROUP, INC. II

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1502857
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

1180 North Town Center Drive, Suite 100 Las Vegas, Nevada	89144
(Address of Principal Executive Offices)	(Zip Code)

(702) 781-4313

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange on
Title of each class	Symbol(s)	which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	DMYD.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	DMYD	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock	DMYD WS	The New York Stock Exchange

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to dMY Technology Group, Inc. II, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of dMY Technology Group, Inc. II, for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on August 18, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued audited Financial Statements for the year ended December 31, 2020 and the unaudited interim financial statements as of, and for the quarterly period ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on August 18, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Warrants as disclosed in the Original Filing, and Item 9A, Controls and Procedures.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of the Affected Periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

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

On October 27, 2020, the Company executed a business combination agreement (the “Business Combination Agreement”) with Maven Topco Limited, a company incorporated under the laws of Guernsey, Maven Midco Limited, a private limited company incorporated under the laws of England and Wales, Galileo NewCo Limited, a company incorporated under the laws of Guernsey, Genius Merger Sub, Inc., a Delaware corporation and a wholly- owned subsidiary of NewCo, and the Sponsor, as disclosed in a Form 8-K filed on October 27, 2020. For additional information regarding the agreement, see the Company’s Form 8-K filed by us on October 27, 2020.

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

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third- party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post- transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the fiscal year ended December 31, 2020 and for the quarterly period ended September 30, 2020 (the “Affected Periods”).

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. Following the closing of the Business Combination, the combined company intends to take steps to remediate this material weakness, including plans to enhance processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements, enhance access to accounting literature, research materials and documents and increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Following the closing of the Business Combination, the combined company intends to take steps to remediate this material weakness, including increasing the depth and experience within its accounting and finance organization, as well as designing and implementing improved processes and internal controls. However, its efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in the combined company’s internal control over financial reporting. If the combined company’s efforts are not successful or other material weaknesses or control deficiencies occur in the future, the combined company may be unable to report its financial results accurately on a timely basis, which could cause combined company’s reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of the combined company’s common stock to decline.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in the combined company’s internal control over financial reporting. If the combined company’s efforts are not successful or other material weaknesses or control deficiencies occur in the future, the combined company may be unable to report its financial results accurately on a timely basis, which could cause combined company’s reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of the combined company’s common stock to decline. Ineffective internal controls could also cause investors to lose confidence in the combined company’s reported financial information, which could have a negative effect on the trading price of its stock.

We can give no assurance that the measures we have taken or that the combined company plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. The combined company will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by the combined company’s management in its internal control over financial reporting. The combined company’s independent registered public accounting firm may be required to attest to the effectiveness of its internal control over financial reporting depending on the combined company’s reporting status. The combined company will be required to disclose changes made in its internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, the combined company may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the quarterly period ended September 30, 2020. As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020.

As a result of such material weakness, the restatement of our financial statements for the Affected Periods, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward- looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov.

In this Annual Report Form 10-K for the year ended December 31, 2020, we are restating (i) our audited financial statements as of, and for the period ended December 31, 2020 and (ii) our unaudited interim financial statements as of, and for the quarterly period ended September 30, 2020.

The restatement results from our prior accounting for our outstanding warrants to purchase comment stock issued in connection with our initial public offering on August 18, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 18, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the period ended December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on August 18, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from June 18, 2020 (inception) through December 31, 2020, we had a net loss of approximately $54.5 million, which consisted of approximately $621,000 in general and administrative expenses, approximately $106,000 of franchise tax expense and a $53.9 million loss from changes in fair value of derivative warrant liabilities, which was partially offset by approximately $99,000 net gain on investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a) (16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in gain on marketable securities (net), dividends and interest held in Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 19,248,218 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $99,000, net of applicable franchise taxes of approximately $99,000 for the period from June 18, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from June 18, 2020 (inception) through December 31, 2020 is calculated by dividing the general and administration expenses of approximately $621,000, change in fair value of derivative warrant liabilities of $53.9 million and franchise taxes of approximately $106,000, resulting in a net loss of approximately $54.5 million, by the weighted average number of Class B common stock outstanding for the period.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 9,200,000 common stock warrants to investors in our Initial Public Offering and issued 5,013,333 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

April 27, 2021

DMY TECHNOLOGY GROUP, INC. II

BALANCE SHEET

December 31, 2020

(Restated)

Assets:
Current assets:
Cash	$977,865
Prepaid expenses	372,975

Total current assets	1,350,840
Investments held in Trust Account	276,098,634

Total Assets	$277,449,474

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$186,059
Accrued expenses	283,833
Franchise tax payable	105,940

Total current liabilities	575,832
Derivative warrant liabilities	69,731,460
Deferred underwriting commissions in connection with the initial public offering	9,660,000

Total liabilities	79,967,292
Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 19,248,218 shares subject to possible redemption at $10.00 per share	192,482,180
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 8,351,782 shares issued and outstanding (excluding 19,248,218 shares subject to possible redemption)	835
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	59,531,370
Accumulated deficit	(54,532,893)

Total stockholders’ equity	5,000,002

Total Liabilities and Stockholders’ Equity	$277,449,474

The accompanying notes are an integral part of these financial statements.

DMY TECHNOLOGY GROUP, INC. II

STATEMENT OF OPERATIONS

For the Period from June 18, 2020 (inception) through December 31, 2020 (Restated)

General and administrative expenses	$621,057
Franchise tax expense	105,940

Loss from operations	(726,997)
Gain on marketable securities (net), dividends and interest, held in Trust Account	98,634
Change in fair value of derivative warrant liabilities	(53,904,530)

Loss before income tax expense	(54,532,893)
Income tax benefit	—

Net loss	$(54,532,893)

Weighted average shares outstanding of Class A common stock	27,600,000

Basic and diluted net income per share, Class A	$—

Weighted average shares outstanding of Class B common stock	6,900,000

Basic and diluted net loss per share, Class B	$(7.90)

The accompanying notes are an integral part of these financial statements.

DMY TECHNOLOGY GROUP, INC. II

STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

For the Period from June 18, 2020 (inception) through December 31, 2020 (Restated)

	Common Stock					Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance - June 18, 2020 (inception)	—	$—	$—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	6,900,000	690	24,310	—	25,000
Sale of units in initial public offering, less fair value of public warrants	27,600,000	2,760	—	—	265,785,240	—	265,788,000
Offering costs	—	—	—	—	(15,702,995)	—	(15,702,995)
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,905,070	—	1,905,070
Common stock subject to possible redemption	(19,248,218)	(1,925)	—	—	(192,480,255)	—	(192,482,180)
Net loss	—	—	—	—	—	(54,532,893)	(54,532,893)

Balance - December 31, 2020	8,351,782	$835	6,900,000	$690	$59,531,370	$(54,532,893)	$5,000,002

The accompanying notes are an integral part of these financial statements.

DMY TECHNOLOGY GROUP, INC. II

STATEMENT OF CASH FLOWS

For the Period from June 18, 2020 (inception) through December 31, 2020 (Restated)

Cash Flows from Operating Activities:
Net loss	$(54,532,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	53,904,530
Gain on marketable securities (net), dividends and interest, held in Trust Account	(98,634)
General and administrative expenses paid by related party under note payable	197
Changes in operating assets and liabilities:
Prepaid expenses	(372,975)
Accounts payable	186,059
Accrued expenses	208,833
Franchise tax payable	105,940

Net cash used in operating activities	(598,943)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(276,000,000)

Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable and advances from related parties	129,990
Repayment of note payable and advances from related party	(211,412)
Proceeds received from initial public offering, gross	276,000,000
Proceeds received from private placement	7,520,000
Offering costs paid	(5,886,770)

Net cash provided by financing activities	277,576,808

Net increase in cash	977,865
Cash - beginning of the period	—

Cash - end of the period	$977,865

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$75,000
Offering costs funded with note payable	$81,225
Warrant liabilities in connection with initial public offering and private placement	$15,826,930
Deferred underwriting commissions in connection with the initial public offering	$9,660,000
Initial value of Class A common stock subject to possible redemption	$246,980,950
Change in value of Class A common stock subject to possible redemption	$(54,498,770)

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

The Company’s sponsor is dMY Sponsor II, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 13, 2020. On August 18, 2020, the Company consummated its Initial Public Offering of 27,600,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the 3,600,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $15.7 million, inclusive of approximately $9.7 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,013,333 warrants at a price of $1.50 per warrant (“Private Placement Warrants”) to the Sponsor, generating gross proceeds of approximately $7.5 million (Note 5).

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

DMY TECHNOLOGY GROUP, INC. II

NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

Proposed Business Combination

October 27, 2020, the Company executed a business combination agreement (the “Business Combination Agreement” and, the transactions contemplated by the Business Combination Agreement, the “Genius Business Combination”) with Maven Topco Limited, a company incorporated under the laws of Guernsey, Maven Midco Limited, a private limited company incorporated under the laws of England and Wales, Galileo NewCo Limited, a company incorporated under the laws of Guernsey, Genius Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NewCo, and dMY Sponsor II, LLC, a Delaware limited liability company, as disclosed elsewhere in this Annual Report. The Genius Business Combination was consummated on April 20, 2021.

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

DMY TECHNOLOGY GROUP, INC. II

NOTES TO FINANCIAL STATEMENTS

The Company’s liquidity needs to date had been satisfied through the receipt of $25,000 from the Sponsor to purchase the Founder Shares, and a loan of approximately $200,000 pursuant to the Note issued to the Sponsor (as defined in Note 5), an advance from related parties of approximately $11,000, for an aggregate loan and advance balance of approximately $211,000, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The outstanding balance of the Note was repaid in August 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 —Restatement of Previously Issued Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in August 2020, the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 18, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on August 18, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the year ended December 31, 2020 and for the quarter ended September 30, 2020 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

DMY TECHNOLOGY GROUP, INC. II

NOTES TO FINANCIAL STATEMENTS

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment			As Restated
Balance Sheet
Total assets	$277,449,474	$—			$277,449,474

Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$575,832	$—			$575,832
Deferred underwriting commissions	9,660,000	—			9,660,000
Stock warrant liabilities	—	69,731,460	(1	)(2)	69,731,460

Total liabilities	10,235,832	69,731,460			79,967,292
Class A common stock, $0.0001 par value; shares subject to possible redemption	262,213,640	(69,731,460)	(1	)(2)	192,482,180
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—			—
Class A common stock - $0.0001 par value	138	697			835
Class B common stock - $0.0001 par value	690	—			690
Additional paid-in-capital	5,627,537	53,903,833	(2)		59,531,370
Accumulated deficit	(628,363)	(53,904,530)	(2)		(54,532,893)

Total stockholders’ equity	5,000,002	—			5,000,002

Total liabilities and stockholders’ equity	$277,449,474	$—			$277,449,474

	Period From June 18, 2020 (inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(726,997)	$—		$(726,997)
Other (expense) income:
Change in fair value of warrant liabilities	—	(53,904,530)	(2)	(53,904,530)
Gain on marketable securities (net), dividends and interest held in Trust Account	98,634	—		98,634

Total other (expense) income	98,634	(53,904,530)		(53,805,896)

Loss before income tax expense	(628,363)	(53,904,530)		(54,532,893)
Income tax expense	—	—		—

Net loss	$(628,363)	$(53,904,530)		$(54,532,893)

Basic and Diluted weighted-average Class A common shares outstanding	27,600,000	—		27,600,000
Basic and Diluted net income per Class A common shares	$—	—		$—
Basic and Diluted weighted-average Class B common shares outstanding	6,900,000	—		6,900,000
Basic and Diluted net loss per Class B common shares	$(0.09)	—		$(7.90)

	Period From June 18, 2020 (inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated
Statement of Cash Flows
Net loss	$(628,363)	$(53,904,530)	(2)	$(54,532,893)
Adjustment to reconcile net loss to net cash used in operating activities	29,420	53,904,530	(2)	53,933,950
Net cash used in operating activities	(598,943)	—		(598,943)
Net cash used in investing activities	(276,000,000)	—		(276,000,000)
Net cash provided by financing activities	277,576,808	—		277,576,808

Net change in cash	$977,865	$—		$977,865

The impact to the balance sheet dated August 18, 2020, filed on Form 8-K on August 24, 2020 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $15.8 million increase to the warrant liabilities line item on August 18, 2020 and a decrease to the Class A common stock subject to redemption mezzanine equity line item.

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2020, and for the quarter ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

DMY TECHNOLOGY GROUP, INC. II

NOTES TO FINANCIAL STATEMENTS

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 9,200,000 issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,013,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 19,248,218 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $99,000, net of applicable franchise taxes of approximately $99,000 for the period from June 18, 2020 (inception) through December 31, 2020, by the weighted average number of shares of

DMY TECHNOLOGY GROUP, INC. II

NOTES TO FINANCIAL STATEMENTS

Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from June 18, 2020 (inception) through December 31, 2020 is calculated by dividing the general and administration expenses of approximately $621,000, change in fair value of derivative warrant liabilities of $53.9 million and franchise taxes of approximately $106,000, resulting in a net loss of approximately $54.5 million, by the weighted average number of Class B common stock outstanding for the period.

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

Note 4—Initial Public Offering

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

Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

Founder Shares

On June 18, 2020, the Sponsor subscribed for 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for a total subscription price of $25,000, and fully paid for these on June 24, 2020. On August 13, 2020, the Company effected a 1:1.2 stock split of the Founder Shares, resulting in an aggregate of 6,900,000 Founder Shares outstanding of which 6,825,000 shares are held by the Sponsor. All shares and associated amounts have been retroactively restated to reflect the stock split. The Sponsor agreed to

DMY TECHNOLOGY GROUP, INC. II

NOTES TO FINANCIAL STATEMENTS

forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised the over- allotment option on August 18, 2020; thus, these Founder Shares are no longer subject to forfeiture.

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

Note 6—Commitments & Contingencies

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

Note 7—Derivative Warrant Liabilities

As of December 31, 2020, the Company has 9,200,000 and 5,013,333 Public Warrants and Private Placement Warrants, respectively, outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity- linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

DMY TECHNOLOGY GROUP, INC.

II NOTES TO FINANCIAL STATEMENTS

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

Note 8—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 27,600,000 shares of Class A common stock outstanding, including 19,248,218 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

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

Note 9—Fair Value Measurements

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants since October 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $53.9 million presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$276,096,910	$—	$—
Liabilities:
Derivative warrant liabilities (restated)	$39,100,000	$—	$30,631,460

(1)	Excludes $1,724 of cash balance held within the Trust Account.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in October 2020, when the Public Warrants were separately listed and traded.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

DMY TECHNOLOGY GROUP, INC. II

NOTES TO FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	At issuance	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.63	$17.59
Volatility	20.1%	20.1%
Probability of completing a Business Combination	88.3%	88.3%
Term	5.7	5.33
Risk-free rate	0.34%	0.41%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period ended December 31, 2020 is summarized as follows:

Derivative warrant liabilities at June 18, 2020 (inception)	$—
Issuance of Public and Private Warrants	15,826,930
Change in fair value of derivative warrant liabilities	53,904,530

Derivative warrant liabilities at December 31, 2020	$69,731,460

Note 10—Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) for the period from June 18, 2020 (inception) through December 31, 2020 is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(20.8)%
Change in Valuation Allowance	(0.2)%

Income Taxes Benefit	0.0%

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued, and determined that there have been no other events that have occurred that would require adjustments to the disclosures in the financial statements.

Note 12 —Quarterly Financial Information (Unaudited)

The following tables contain unaudited consolidated quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

DMY TECHNOLOGY GROUP, INC. II

NOTES TO FINANCIAL STATEMENTS

Unaudited Condensed Statement of Operations

	As of September 30, 2020
		Restatement
	As Previously Reported	Adjustment		As Restated
Balance Sheet
Total assets	$277,770,177	$—		$277,770,177

Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$580,219	$—		$580,219
Deferred underwriting commissions	9,660,000	—		9,660,000
Stock warrant liabilities	—	16,637,860	(1)(2)	16,637,860

Total liabilities	10,240,219	16,637,860		26,878,079

Class A common stock, $0.0001 par value; shares subject to possible redemption	262,529,950	(16,637,860	) (1)(2)	245,892,090
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—		—
Class A common stock—$0.0001 par value	135	166		301
Class B common stock—$0.0001 par value	690	—		690
Additional paid-in-capital	5,311,230	810,764	(2)	6,121,994
Accumulated deficit	(312,047)	(810,930	) (2)	(1,122,977)

Total stockholders’ equity	5,000,008	—		5,000,008

Total liabilities and stockholders’ equity	$277,770,177	$—		$277,770,177

	Period From June 18, 2020 (inception) Through September 30, 2020
		Restatement
	As Previously Reported	Adjustment		As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(343,811)	$—		$(343,811)
Other (expense) income:
Change in fair value of warrant liabilities	—	(810,930	) (2)	(810,930)
Gain on marketable securities (net), dividends and interest held in Trust Account	31,764	—		31,764

Total other (expense) income	31,764	(810,930)		(779,166)

Loss before income tax expense	(312,047)	(810,930)		(1,122,977)
Income tax expense	—	—		—

Net loss	$(312,047)	$(810,930)		$(1,122,977)

Basic and Diluted weighted-average Class A common shares outstanding	27,600,000	—		27,600,000
Basic and Diluted net income per Class A common shares	$—	—		$—
Basic and Diluted weighted-average Class B common shares outstanding	6,900,000	—		6,900,000
Basic and Diluted net loss per Class B share	$(0.05)	—		$(0.16)

	Period From June 18, 2020 (inception) Through September 30, 2020
		Restatement
	As Previously Reported	Adjustment		As Restated
Statement of Cash Flows
Net loss	$(312,047)	$(810,930	) (2)	$(1,122,977)
Adjustment to reconcile net loss to net cash used in operating activities	235,982	810,930	(2)	1,046,912
Net cash used in operating activities	(76,065)	—		(76,065)
Net cash used in investing activities	(276,000,000)	—		(276,000,000)
Net cash provided by financing activities	277,576,808	—		277,576,808

Net change in cash	$1,500,743	$—		$1,500,743

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. In connection with this Amendment, our management re-evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting” our disclosure controls and procedures were not effective as of December 31, 2020. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). In connection with this Amendment and based on our assessments and those criteria, management determined that we did not maintain effective internal controls over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. Following the closing of the Business Combination, the combined company plans to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Niccolo de Masi	Rush Street Interactive, Inc.	Online gaming company	Director

	dMY Technology Group, Inc. III	Special purpose acquisition company	Chief Executive Officer and Director

	dMY Technology Group, Inc. IV	Special purpose acquisition company	Chief Executive Officer and Director

	Glu Mobile, Inc.	Mobile gaming company	Chairman

Harry L. You	Rush Street Interactive, Inc.	Online gaming company	Director

	dMY Technology Group, Inc. III	Special purpose acquisition company	Chairman

	dMY Technology Group, Inc. IV	Special purpose acquisition company	Chairman

	GTY Technology Holdings, Inc.	Software as a service company	Vice Chairman

	Broadcom Inc.	Semiconductor manufacturing company	Director

	Coupang, Inc.	E-commerce	Director

Darla Anderson	dMY Technology Group, Inc. III	Special purpose acquisition company	Director

	dMY Technology Group, Inc. IV	Special purpose acquisition company	Director

	Glu Mobile, Inc.	Mobile gaming company	Director

Francesca Luthi	dMY Technology Group, Inc. III	Special purpose acquisition company	Director

	dMY Technology Group, Inc. IV	Special purpose acquisition company	Director

	Assurant	Insurance company	Executive Vice President and Chief Communication and Marketing Officer

Charles E. Wert	dMY Technology Group, Inc. III	Special purpose acquisition company	Director

	dMY Technology Group, Inc. IV	Special purpose acquisition company	Director

	GTY Technology Holdings, Inc.	Software as a service company	Director and Chairman of Audit Committee

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

		APPROXIMATE
		PERCENTAGE
	NUMBER OF	OF
	SHARES	OUTSTANDING
	BENEFICIALLY	COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNED	STOCK
Directors, Executive Officers and Founders
Harry L. You(2)(3)	6,825,000	19.78%
Niccolo de Masi(3)	—	—
Darla Anderson(3)	25,000	*
Francesca Luthi(3)	25,000	*
Charles E. Wert(3)	25,000	*
All executive officers and directors as a group (five individuals)	6,900,000	20.00%

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON
Five Percent Holders	OWNED	STOCK
dMY Sponsor II, LLC(2)(3)	6,825,000	19.78%
Certain funds managed by Millennium Group Management, LLC(4)	2,075,000	6.01%
Granahan Investment Management, Inc. (5)	3,436,892	9.96%
Certain funds managed by Fred Alger Management, LLC (6)	5,046,444	14.63%

(1)	Unless otherwise noted, the business address of each of the entities or individuals listed is 1180 North Town Center Drive, Suite 100 Las Vegas, Nevada 89144.
(2)	Does not include 5,013,333 shares of Class A Common Stock underlying private placement warrants that may not become exercisable within 60 days of the date hereof.
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

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit- related fees during the period from June 18, 2020 (inception) through December 31, 2020.

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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of October 27, 2020, by and among the Company, Maven Topco Limited, Maven Midco Limited, Galileo NewCo Limited and dMY Sponsor II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39444), filed with the Securities and Exchange Commission on October 27, 2020).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39444), filed with the Securities and Exchange Commission on August 18, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-239508), filed with the Securities and Exchange Commission on August 3, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-239508), filed with the Securities and Exchange Commission on August 3, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-239508), filed with the Securities and Exchange Commission on August 3, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-239508), filed with the Securities and Exchange Commission on August 3, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39444), filed with the Securities and Exchange Commission on August 18, 2020).

4.5	Description of Securities (Incorporated by reference to the Original Filing (File No. 001-3944), filed with the Securities and Exchange Commission on March 26, 2021).*

10.1	Letter Agreement among the Company, its officers, certain directors, dated as of August 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39444), filed with the Securities and Exchange Commission on August 18, 2020).

10.2	Promissory Note, dated June 18, 2020, issued to dMY Sponsor II, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-239508), filed with the Securities and Exchange Commission on August 3, 2020).

10.3	Registration Rights Agreement, dated August 13, 2020, by and among the Company, dMY II Sponsor, LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39444), filed with the Securities and Exchange Commission on August 18, 2020).

10.4	Administrative Service Agreement, dated as of August 13, 2020, by and between the Company and dMY Sponsor II, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39444), filed with the Securities and Exchange Commission on August 18, 2020).

10.5	Securities Subscription Agreement, dated as of June 18, 2020, by and between the Company and dMY Sponsor II, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-239508), filed with the Securities and Exchange Commission on August 3, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-239508), filed with the Securities and Exchange Commission on August 3, 2020).

10.7	Founder Holders Forfeiture Agreement, dated as of October 27, 2020, by and among the Company, the Company’s initial stockholders and Galileo NewCo Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39444), filed with the Securities and Exchange Commission on October 27, 2020).

10.8	Founder Holders Consent Letter, dated as of October 27, 2020, by and among the Company, the Company’s initial stockholders and Galileo NewCo Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39444), filed with the Securities and Exchange Commission on October 27, 2020).

10.9	Transaction Support Agreement, dated as of October 27, 2020, by and among the Company, Galileo NewCo Limited, Maven Topco Limited and Maven TopHoldings S.a.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39444), filed with the Securities and Exchange Commission on October 27, 2020).

10.10	Form of Transaction Support Agreement, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39444), filed with the Securities and Exchange Commission on October 27, 2020).

10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39444), filed with the Securities and Exchange Commission on October 27, 2020).

14	Code of Business Conduct and Ethics (Incorporated by reference to the Original Filing (File No. 001-3944), filed with the Securities and Exchange Commission on March 26, 2021).

24*	Power of Attorney (included on signature page of this report).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2021	DMY TECHNOLOGY GROUP, INC. II

	By:	/s/ Niccolo de Masi
Name: Niccolo de Masi
Title: Chief Executive Officer

/s/ Niccolo de Masi	Chief Executive Officer	April 27, 2021
Niccolo de Masi	(principal executive officer and principal financial and accounting officer)

*	Chairman	April 27, 2021
Harry L. You

*	Director	April 27, 2021
Darla Anderson

*	Director	April 27, 2021
Francesca Luthi

*	Director	April 27, 2021
Charles E. Wert

* By: /s/ Niccolo de Masi

Attorney-in-Fact